Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2024-C24
filed 2026-03-18
CIK 2006370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the primary servicer of the Arundel Mills and Marketplace Mortgage Loan, the BLE Portfolio Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the La Primavera Mortgage Loan and the Blackbird Portfolio Mortgage Loan, which constituted approximately 8.6%, 3.9%, 2.5%, 1.8% and 0.8%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Arundel Mills and Marketplace Mortgage Loan, the BLE Portfolio Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the La Primavera Mortgage Loan and the Blackbird Portfolio Mortgage Loan from January 1, 2025 to February 28, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Trimont LLC is the primary servicer of the Arundel Mills and Marketplace Mortgage Loan, the BLE Portfolio Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the La Primavera Mortgage Loan and the Blackbird Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Trimont LLC as primary servicer of the Arundel Mills and Marketplace Mortgage Loan, the BLE Portfolio  Mortgage Loan, the La Primavera Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan and the Blackbird Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Creekside Town Center Mortgage Loan, the Sugar Land Town Square Mortgage Loan, the Arundel Mills and Marketplace Mortgage Loan, the BLE Portfolio Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the La Primavera Mortgage Loan and the Blackbird Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Park Bridge Lender Services LLC as operating advisor of the Sugar Land Town Square Mortgage Loan and the Creekside Town Center Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the Creekside Town Center Mortgage Loan, Citibank, N.A. as custodian of the Creekside Town Center Mortgage Loan and Wells Fargo Bank, National Association as primary servicer of the Arundel Mills and Marketplace Mortgage Loan, the BLE Portfolio Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the La Primavera  Mortgage Loan and the Blackbird Portfolio Mortgage Loan prior to March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of 3650 REIT Loan Servicing LLC as special servicer of the Creekside Town Center Mortgage Loan and Wells Fargo Bank, National Association as primary servicer of the Arundel Mills and Marketplace Mortgage Loan, the BLE Portfolio Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the La Primavera  Mortgage Loan and the Blackbird Portfolio Mortgage Loan prior to March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.32       LNR Partners, LLC, as Special Servicer of the Sugar Land Town Square Mortgage Loan

33.33       Computershare Trust Company, National Association, as Trustee of the Sugar Land Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the Sugar Land Town Square Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Sugar Land Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.37       Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025

33.38       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.2)

33.39       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.4)

33.41       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.5)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the BLE Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.44       Trimont LLC, as Primary Servicer of the BLE Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.37)

33.45       Argentic Services Company LP, as Special Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 33.2)

33.46       Computershare Trust Company, National Association, as Trustee of the BLE Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Custodian of the BLE Portfolio Mortgage Loan (see Exhibit 33.4)

33.48       BellOak, LLC, as Operating Advisor of the BLE Portfolio Mortgage Loan (see Exhibit 33.5)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the BLE Portfolio Mortgage Loan (see Exhibit 33.42)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.51       Trimont LLC, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.37)

33.52       Argentic Services Company LP, as Special Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.2)

33.53       Computershare Trust Company, National Association, as Trustee of the Centre Pointe Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Computershare Trust Company, National Association, as Custodian of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.4)

33.55       BellOak, LLC, as Operating Advisor of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.5)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.42)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the La Primavera Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.58       Trimont LLC, as Primary Servicer of the La Primavera Mortgage Loan on and after March 1, 2025 (see Exhibit 33.37)

33.59       Argentic Services Company LP, as Special Servicer of the La Primavera Mortgage Loan (see Exhibit 33.2)

33.60       Computershare Trust Company, National Association, as Trustee of the La Primavera Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Computershare Trust Company, National Association, as Custodian of the La Primavera Mortgage Loan (see Exhibit 33.4)

33.62       BellOak, LLC, as Operating Advisor of the La Primavera Mortgage Loan (see Exhibit 33.5)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the La Primavera Mortgage Loan (see Exhibit 33.42)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Blackbird Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.65       Trimont LLC, as Primary Servicer of the Blackbird Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.37)

33.66       Argentic Services Company LP, as Special Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.2)

33.67       Computershare Trust Company, National Association, as Trustee of the Blackbird Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Computershare Trust Company, National Association, as Custodian of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.4)

33.69       BellOak, LLC, as Operating Advisor of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.5)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.42)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Axis Apartments Mortgage Loan (see Exhibit 33.16)

33.72       LNR Partners, LLC, as Special Servicer of the Axis Apartments Mortgage Loan (see Exhibit 33.32)

33.73       Computershare Trust Company, National Association, as Trustee of the Axis Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Computershare Trust Company, National Association, as Custodian of the Axis Apartments Mortgage Loan (see Exhibit 33.4)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Axis Apartments Mortgage Loan (see Exhibit 33.20)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 33.16)

33.77       KeyBank National Association, as Special Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 33.1)

33.78       Computershare Trust Company, National Association, as Trustee of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Computershare Trust Company, National Association, as Custodian of the Woodfield Mall Mortgage Loan (see Exhibit 33.4)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of the Woodfield Mall Mortgage Loan (see Exhibit 33.20)

33.81       KeyBank National Association, as Primary Servicer of the Creekside Town Center Mortgage Loan (see Exhibit 33.1)

33.82       3650 REIT Loan Servicing LLC, as Special Servicer of the Creekside Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wilmington Savings Fund Society, FSB, as Trustee of the Creekside Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Citibank, N.A., as Custodian of the Creekside Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Park Bridge Lender Services LLC, as Operating Advisor of the Creekside Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.32       LNR Partners, LLC, as Special Servicer of the Sugar Land Town Square Mortgage Loan

34.33       Computershare Trust Company, National Association, as Trustee of the Sugar Land Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the Sugar Land Town Square Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Sugar Land Town Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.37       Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025

34.38       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.2)

34.39       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.4)

34.41       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.5)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the BLE Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.44       Trimont LLC, as Primary Servicer of the BLE Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.37)

34.45       Argentic Services Company LP, as Special Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 34.2)

34.46       Computershare Trust Company, National Association, as Trustee of the BLE Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Custodian of the BLE Portfolio Mortgage Loan (see Exhibit 34.4)

34.48       BellOak, LLC, as Operating Advisor of the BLE Portfolio Mortgage Loan (see Exhibit 34.5)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the BLE Portfolio Mortgage Loan (see Exhibit 34.42)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.51       Trimont LLC, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.37)

34.52       Argentic Services Company LP, as Special Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.2)

34.53       Computershare Trust Company, National Association, as Trustee of the Centre Pointe Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Computershare Trust Company, National Association, as Custodian of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.4)

34.55       BellOak, LLC, as Operating Advisor of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.5)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.42)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the La Primavera Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.58       Trimont LLC, as Primary Servicer of the La Primavera Mortgage Loan on and after March 1, 2025 (see Exhibit 34.37)

34.59       Argentic Services Company LP, as Special Servicer of the La Primavera Mortgage Loan (see Exhibit 34.2)

34.60       Computershare Trust Company, National Association, as Trustee of the La Primavera Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Computershare Trust Company, National Association, as Custodian of the La Primavera Mortgage Loan (see Exhibit 34.4)

34.62       BellOak, LLC, as Operating Advisor of the La Primavera Mortgage Loan (see Exhibit 34.5)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the La Primavera Mortgage Loan (see Exhibit 34.42)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Blackbird Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.65       Trimont LLC, as Primary Servicer of the Blackbird Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.37)

34.66       Argentic Services Company LP, as Special Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.2)

34.67       Computershare Trust Company, National Association, as Trustee of the Blackbird Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Computershare Trust Company, National Association, as Custodian of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.4)

34.69       BellOak, LLC, as Operating Advisor of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.5)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.42)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Axis Apartments Mortgage Loan (see Exhibit 34.16)

34.72       LNR Partners, LLC, as Special Servicer of the Axis Apartments Mortgage Loan (see Exhibit 34.32)

34.73       Computershare Trust Company, National Association, as Trustee of the Axis Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Computershare Trust Company, National Association, as Custodian of the Axis Apartments Mortgage Loan (see Exhibit 34.4)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Axis Apartments Mortgage Loan (see Exhibit 34.20)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 34.16)

34.77       KeyBank National Association, as Special Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 34.1)

34.78       Computershare Trust Company, National Association, as Trustee of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Computershare Trust Company, National Association, as Custodian of the Woodfield Mall Mortgage Loan (see Exhibit 34.4)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of the Woodfield Mall Mortgage Loan (see Exhibit 34.20)

34.81       KeyBank National Association, as Primary Servicer of the Creekside Town Center Mortgage Loan (see Exhibit 34.1)

34.82       3650 REIT Loan Servicing LLC, as Special Servicer of the Creekside Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wilmington Savings Fund Society, FSB, as Trustee of the Creekside Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Citibank, N.A., as Custodian of the Creekside Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Park Bridge Lender Services LLC, as Operating Advisor of the Creekside Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.15       LNR Partners, LLC, as Special Servicer of the Sugar Land Town Square Mortgage Loan

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.17       Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025

35.18       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the BLE Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.20       Trimont LLC, as Primary Servicer of the BLE Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.17)

35.21       Argentic Services Company LP, as Special Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 35.2)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.23       Trimont LLC, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.17)

35.24       Argentic Services Company LP, as Special Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 35.2)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the La Primavera Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.26       Trimont LLC, as Primary Servicer of the La Primavera Mortgage Loan on and after March 1, 2025 (see Exhibit 35.17)

35.27       Argentic Services Company LP, as Special Servicer of the La Primavera Mortgage Loan (see Exhibit 35.2)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Blackbird Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.29       Trimont LLC, as Primary Servicer of the Blackbird Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.17)

35.30       Argentic Services Company LP, as Special Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 35.2)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Axis Apartments Mortgage Loan (see Exhibit 35.8)

35.32       LNR Partners, LLC, as Special Servicer of the Axis Apartments Mortgage Loan (see Exhibit 35.15)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 35.8)

35.34       KeyBank National Association, as Special Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 35.1)

35.35       KeyBank National Association, as Primary Servicer of the Creekside Town Center Mortgage Loan (see Exhibit 35.1)

35.36       3650 REIT Loan Servicing LLC, as Special Servicer of the Creekside Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2026